Form 10-Q
period 2026-09-30
Texas Precious Metals Trust
filed 2026-11-10
CIK 2087989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-43395

TEXAS PRECIOUS METALS TRUST

(Exact name of Registrant as specified in its charter)

Delaware	35-7495102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Teucrium Asset Management, LLC

Three Main Street, Suite 215

Burlington, Vermont 05401

(Address of Principal Executive Offices) (Zip Code)

(802) 540-0019

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered	I.R.S. Employer Identification No.
Common units of Y’all Street Physical Gold ETF, a series of the Registrant	YSAU	The Nasdaq Stock Market LLC	30-6785283
Common units of Y’all Street Physical Silver ETF, a series of the Registrant	YSAG	The Nasdaq Stock Market LLC	42-6766848

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2026, the following units of each series of the registrant were outstanding:

Series	Units Outstanding
Y’all Street Physical Gold ETF (YSAU)	380,000
Y’all Street Physical Silver ETF (YSAG)	50,000

TEXAS PRECIOUS METALS TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Y’all Street Physical Gold ETF

Statement of Assets and Liabilities

September 30, 2026 (unaudited)

Assets
Investment in Gold Bullion, at fair value (cost $10,088,476)	$10,337,996
Cash	98,691
Interest receivable	292
Total assets	10,436,979
Liabilities
Sponsor’s Fee payable	2,143
Total liabilities	2,143
Commitments and contingent liabilities (Note 6)
Net assets	$10,434,836
Net assets consist of:
Paid-in capital	$10,190,000
Accumulated earnings (loss)	244,836
Net assets	$10,434,836
Shares issued and outstanding (no par value; Unlimited number of Shares authorized)	250,000
Net asset value per Share	$41.74

See accompanying notes to the financial statements.

Y’all Street Physical Gold ETF

Statement of Operations

For the Period from July 14, 2026 (Commencement of Operations) through September 30, 2026 (unaudited)

Investment income
Interest income	$751
Total investment income	751
Expenses
Sponsor’s Fee	5,435
Total expenses	5,435
Net investment loss	(4,684)
Net realized and unrealized gain (loss)
Net realized gain (loss) from Gold Bullion sold to pay expenses	—
Net realized gain (loss) from Gold Bullion distributed for redemptions	—
Net change in unrealized appreciation (depreciation) on investment in Gold Bullion	249,520
Net realized and unrealized gain (loss)	249,520
Net increase (decrease) in net assets resulting from operations	$244,836

See accompanying notes to the financial statements.

Y’all Street Physical Gold ETF

Statement of Changes in Net Assets

For the Period from July 14, 2026 (Commencement of Operations) through September 30, 2026 (unaudited)

Net assets, beginning of period	$—
Creations	10,190,000
Redemptions	—
Net increase (decrease) from capital share transactions	10,190,000
Net investment loss	(4,684)
Net realized gain (loss) from Gold Bullion sold to pay expenses	—
Net realized gain (loss) from Gold Bullion distributed for redemptions	—
Net change in unrealized appreciation (depreciation) on investment in Gold Bullion	249,520
Net increase (decrease) in net assets resulting from operations	244,836
Net assets, end of period	$10,434,836
Share transactions:
Shares outstanding, beginning of period	—
Shares issued	250,000
Shares redeemed	—
Shares outstanding, end of period	250,000

See accompanying notes to the financial statements.

3

Y’all Street Physical Gold ETF

Schedule of Investments

September 30, 2026 (unaudited)

Description	Troy Ounces	Cost	Fair Value	% of Net Assets
Gold Bullion	2,475.396	$10,088,476	$10,337,996	99.07%
Total investments	2,475.396	$10,088,476	$10,337,996	99.07%
Other assets in excess of liabilities (liabilities in excess of other assets)			96,840	0.93%
Net assets			$10,434,836	100.00%

See accompanying notes to the financial statements.

Y’all Street Physical Silver ETF

Statement of Assets and Liabilities

September 30, 2026 (unaudited)

Assets
Investment in Silver, at fair value (cost $5,151,012)	$5,404,646
Cash	56,355
Interest receivable	168
Total assets	5,461,169
Liabilities
Sponsor’s Fee payable	1,869
Total liabilities	1,869
Commitments and contingent liabilities (Note 6)
Net assets	$5,459,300
Net assets consist of:
Paid-in capital	$5,209,200
Accumulated earnings (loss)	250,100
Net assets	$5,459,300
Shares issued and outstanding (no par value; Unlimited number of Shares authorized)	90,000
Net asset value per Share	$60.66

See accompanying notes to the financial statements.

Y’all Street Physical Silver ETF

Statement of Operations

For the Period from July 14, 2026 (Commencement of Operations) through September 30, 2026 (unaudited)

Investment income
Interest income	$433
Total investment income	433
Expenses
Sponsor’s Fee	4,678
Total expenses	4,678
Net investment loss	(4,245)
Net realized and unrealized gain (loss)
Net realized gain (loss) from Silver sold to pay expenses	710
Net realized gain (loss) from Silver distributed for redemptions	—
Net change in unrealized appreciation (depreciation) on investment in Silver	253,635
Net realized and unrealized gain (loss)	254,345
Net increase (decrease) in net assets resulting from operations	$250,100

See accompanying notes to the financial statements.

Y’all Street Physical Silver ETF

Statement of Changes in Net Assets

For the Period from July 14, 2026 (Commencement of Operations) through September 30, 2026 (unaudited)

Net assets, beginning of period	$—
Creations	5,209,200
Redemptions	—
Net increase (decrease) from capital share transactions	5,209,200
Net investment loss	(4,245)
Net realized gain (loss) from Silver sold to pay expenses	710
Net realized gain (loss) from Silver distributed for redemptions	—
Net change in unrealized appreciation (depreciation) on investment in Silver	253,635
Net increase (decrease) in net assets resulting from operations	250,100
Net assets, end of period	$5,459,300
Share transactions:
Shares outstanding, beginning of period	—
Shares issued	90,000
Shares redeemed	—
Shares outstanding, end of period	90,000

See accompanying notes to the financial statements.

7

Y’all Street Physical Silver ETF

Schedule of Investments

September 30, 2026 (unaudited)

Description	Troy Ounces	Cost	Fair Value	% of Net Assets
Silver	88,994.670	$5,151,012	$5,404,646	99.00%
Total investments	88,994.670	$5,151,012	$5,404,646	99.00%
Other assets in excess of liabilities (liabilities in excess of other assets)			54,654	1.00%
Net assets			$5,459,300	100.00%

See accompanying notes to the financial statements.

Texas Precious Metals Trust

Combined Statement of Assets and Liabilities

September 30, 2026 (unaudited)

Assets
Investment in Gold Bullion, at fair value (cost $10,088,476)	$10,337,996
Investment in Silver, at fair value (cost $5,151,012)	5,404,646
Cash	155,046
Interest receivable	460
Total assets	15,898,148
Liabilities
Sponsor’s Fee payable	4,012
Total liabilities	4,012
Commitments and contingent liabilities (Note 6)
Net assets	$15,894,136
Net assets consist of:
Paid-in capital	$15,399,200
Accumulated earnings (loss)	494,936
Net assets	$15,894,136

See accompanying notes to the financial statements.

Texas Precious Metals Trust

Combined Statement of Operations

For the Period from July 14, 2026 (Commencement of Operations) through September 30, 2026 (unaudited)

Investment income
Interest income	$1,184
Total investment income	1,184
Expenses
Sponsor’s Fee	10,113
Total expenses	10,113
Net investment loss	(8,929)
Net realized and unrealized gain (loss)
Net realized gain (loss) from Physical Metals sold to pay expenses	710
Net realized gain (loss) from Physical Metals distributed for redemptions	—
Net change in unrealized appreciation (depreciation) on investment in Physical Metals	503,155
Net realized and unrealized gain (loss)	503,865
Net increase (decrease) in net assets resulting from operations	$494,936

See accompanying notes to the financial statements.

Texas Precious Metals Trust

Combined Statement of Changes in Net Assets

For the Period from July 14, 2026 (Commencement of Operations) through September 30, 2026 (unaudited)

Net assets, beginning of period	$—
Creations	15,399,200
Redemptions	—
Net increase (decrease) from capital share transactions	15,399,200
Net investment loss	(8,929)
Net realized gain (loss) from Physical Metals sold to pay expenses	710
Net realized gain (loss) from Physical Metals distributed for redemptions	—
Net change in unrealized appreciation (depreciation) on investment in Physical Metals	503,155
Net increase (decrease) in net assets resulting from operations	494,936
Net assets, end of period	$15,894,136

See accompanying notes to the financial statements.

Texas Precious Metals Trust

Combined Schedule of Investments

September 30, 2026 (unaudited)

Description	Troy Ounces	Cost	Fair Value	% of Net Assets
Gold Bullion (1)	2,475.396	$10,088,476	$10,337,996	65.04%
Silver (1)	88,994.670	5,151,012	5,404,646	34.00%
Total investments		$15,239,488	$15,742,642	99.04%
Other assets in excess of liabilities (liabilities in excess of other assets)			151,494	0.96%
Net assets			$15,894,136	100.00%

(1)	Gold Bullion and Silver held by the Custodian at TPMD Hempstead (Hempstead, New York). As of September 30, 2026, 100% of each Fund’s Physical Metal, by Troy Ounce, was held at TPMD Hempstead and none was held at TPMD Shiner (Shiner, Texas).

See accompanying notes to the financial statements.

Texas Precious Metals Trust

Notes to the Financial Statements

September 30, 2026

1. ORGANIZATION

Texas Precious Metals Trust (the “Trust”) is a Delaware statutory trust organized as a series trust. It was formed on September 16, 2025 under the name “Teucrium Commodity Trust 2.” On September 22, 2025, a Certificate of Amendment to the Certificate of Trust was filed with the Secretary of State of the State of Delaware to change the name of the Trust to “Texas Precious Metals Trust.” The Trust is governed by the Amended and Restated Declaration of Trust and Trust Agreement, dated April 24, 2026 (the “Trust Agreement”), between Teucrium Asset Management, LLC (the “Sponsor”) and Wilmington Trust, National Association (the “Trustee”). It is also governed by a Sponsor Agreement, dated April 27, 2026, between the Trust and the Sponsor (the “Sponsor Agreement”).

The Trust is currently organized into two separate series: the Y’all Street Physical Gold ETF (the “Gold Fund”) and the Y’all Street Physical Silver ETF (the “Silver Fund,” and together with the Gold Fund, the “Funds”). The assets and liabilities of each Fund are segregated. The debts, liabilities, obligations and expenses of a particular Fund are enforceable only against the assets of that Fund and not against the assets of the Trust generally or any other Fund. These financial statements present the financial position and results of operations of each Fund separately, along with the combined financial statements of the Trust.

The Gold Fund’s objective is for its shares (“Shares”) to reflect the performance of the price of gold bullion, less the expenses of the Gold Fund’s operations. The Silver Fund’s objective is for its Shares to reflect the performance of the price of silver bullion, less the expenses of the Silver Fund’s operations. The Gold Fund’s assets consist principally of .995+ fine gold bars of various denominations from members of the current London Bullion Market Association (“LBMA”) Good Delivery List (“Physical Gold”). The Silver Fund’s assets consist principally of .999+ fine silver bars of various denominations from members of the current LBMA Good Delivery List (“Physical Silver,” and together with Physical Gold, “Physical Metals”). Neither Fund is actively managed.

Texas Precious Metals LLC (“Texas Precious Metals” or the “Custodian”), also known as the Texas Precious Metals Depository, holds each Fund’s Physical Metals at its vault in Shiner, Texas (“TPMD Shiner”) and its vault in Hempstead, New York (“TPMD Hempstead”). U.S. Bancorp Fund Services, LLC, d/b/a U.S. Bank Global Fund Services (“USBGFS”), serves as each Fund’s administrator (the “Administrator”) and transfer agent (the “Transfer Agent”). U.S. Bank National Association serves as each Fund’s cash custodian (the “Cash Custodian”). PINE Distributors LLC serves as each Fund’s marketing agent (the “Marketing Agent”).

The Trust’s registration statements on Form S-1 for the Silver Fund (File No. 333-290493) and the Gold Fund (File No. 333-290494) were declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on July 13, 2026. On July 14, 2026, each Fund commenced operations upon the issuance of its initial Baskets to Wells Fargo Securities, LLC, as initial Authorized Participant (the “Initial Purchaser”). The Gold Fund issued 25 Baskets (250,000 Shares) at $40.76 per Share, representing 100 Troy Ounces of Physical Gold per Basket, in exchange for 2,475.396 Troy Ounces of Physical Gold and $101,524 in cash. The Silver Fund issued 9 Baskets (90,000 Shares) at $57.88 per Share, representing 10,000 Troy Ounces of Physical Silver per Basket, in exchange for 89,994.400 Troy Ounces of Physical Silver and $324 in cash. The Shares of the Gold Fund and the Silver Fund began trading on The Nasdaq Stock Market LLC (the “Exchange”) on July 15, 2026 under the symbols “YSAU” and “YSAG,” respectively.

Neither Fund is registered as an investment company under the Investment Company Act of 1940, as amended, and neither is required to register under that act. Neither Fund holds or trades in commodity futures contracts regulated by the Commodity Exchange Act, as amended, and neither Fund is a commodity pool for purposes of that act. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator or a commodity trading advisor in connection with the Shares.

The fiscal year of the Trust and each Fund is April 1 to March 31. The first fiscal year of each Fund will end on March 31, 2027.

2. SIGNIFICANT ACCOUNTING POLICIES

2.1 Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions for Form 10-Q and the rules and regulations of the SEC. The Sponsor has determined that each Fund falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies, and has concluded that, solely for reporting purposes, each Fund is classified as an investment company. Accordingly, each Fund follows the accounting and reporting guidance in ASC 946. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period presented have been made. Interim results are not necessarily indicative of results for the full fiscal year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Each Fund and the Trust meet the conditions of ASC 230-10-15-4(c) and, accordingly, are not required to present a statement of cash flows.

2.2 Valuation of Physical Metals and Computation of Net Asset Value

The Administrator values the Physical Metals held by each Fund and determines the net asset value (“NAV”) of each Fund on each day the Exchange is open for regular trading, as promptly as practicable after 4:00 p.m. Eastern Time. The Gold Fund’s Physical Gold is valued using the LBMA Gold Price PM. The LBMA Gold Price PM is the afternoon session of the twice-daily determination of the price of a Troy Ounce of gold, which starts at 3:00 p.m. London time and is performed in a physically settled, electronic and tradable auction administered by ICE Benchmark Administration Limited (“IBA”). The Silver Fund’s Physical Silver is valued using the LBMA Silver Price, which is determined once each business day at 12:00 p.m. London time in an IBA-administered auction. Physical Gold is measured by the weight of the fine gold contained in the bars, while Physical Silver is measured by the gross weight of the bars.

Sometimes the applicable LBMA price has not been announced by 4:00 p.m. Eastern Time on a particular evaluation day. In that case, the next most recent applicable LBMA price (for the Gold Fund, the LBMA Gold Price AM or PM) is used, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate to use. In that event, the Administrator and the Sponsor will identify an alternative basis for valuation, which may consider observable market-based inputs, including market quotations and/or trading platforms on which the applicable metal is traded.

The NAV of each Fund is the value of its Physical Metal and all other assets, less all estimated accrued fees, expenses and other liabilities. Amounts credited to a reserve account, if one is established, are excluded from those assets. The NAV per Share of each Fund is determined by dividing its NAV by the number of its Shares outstanding as of the close of trading on the Exchange.

ASC 820, Fair Value Measurement (“ASC 820”), defines fair value, establishes a framework for measuring fair value and a three-level hierarchy, and requires disclosures about fair value measurements. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are other significant observable inputs, including quoted prices for similar assets, and inputs derived from or corroborated by observable market data. Level 3 inputs are unobservable inputs, which may include management’s own assumptions. The Physical Gold and Physical Silver held by the Gold Fund and the Silver Fund, respectively, are classified as Level 1 within the fair value hierarchy. Neither Fund holds derivative instruments.

The following table summarizes the inputs used as of September 30, 2026 in determining the fair value of the Y’all Street Physical Gold ETF’s investments for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Gold Bullion	$10,337,996	$—	$—
Total	$10,337,996	$—	$—

The following table summarizes the inputs used as of September 30, 2026 in determining the fair value of the Y’all Street Physical Silver ETF’s investments for purposes of ASC 820:

	Level 1	Level 2	Level 3
Investment in Silver	$5,404,646	$—	$—
Total	$5,404,646	$—	$—

There were no transfers between levels during the period.

2.3 Cash

Cash consists of amounts on deposit with the Cash Custodian in an interest-bearing money market deposit account. Each Fund generally holds cash approximately equal to its expected Sponsor’s fee for the following month. This cash is obtained from the cash component of creations or from the sale of Physical Metal. As of September 30, 2026, the Gold Fund and the Silver Fund held cash of $98,691 and $56,355, respectively. Interest income is recognized on an accrual basis. At September 30, 2026, interest receivable was $292 for the Gold Fund and $168 for the Silver Fund.

2.4 Creations and Redemptions of Shares

Each Fund issues and redeems Shares only in blocks of 10,000 Shares called “Baskets,” and only to registered broker-dealers or other securities market participants (“Authorized Participants”) that have entered into an Authorized Participant Agreement with the Trust and the Sponsor. Creations are made in exchange for the deposit of Physical Metal plus an amount of cash to settle the difference (the “Cash Amount”) between the value of the Physical Metal received from, or delivered to, Authorized Participants in connection with a creation or redemption transaction, respectively, and the value of the applicable Basket deposit, and redemptions in exchange for its distribution. The minimum order is generally one Basket, although the Sponsor may temporarily change the minimum order to up to four Baskets. The amount of Physical Metal attributable to a Basket is determined by dividing the Troy Ounces of Physical Metal held by the Fund by the number of Baskets outstanding. That amount is adjusted for the Physical Metal constituting estimated accrued but unpaid fees and expenses as of the opening of business on the order date.

An Authorized Participant pays the Transfer Agent a non-refundable transaction fee of $500 per creation or redemption order. For creations delivered to TPMD Hempstead, the Sponsor also charges the Authorized Participant a delivery fee of 0.01% of the value of the Shares being created (the “Delivery Fee”). The Delivery Fee covers a portion of the shipping cost the applicable Fund incurs to transport Physical Metal to TPMD Shiner.

Because Shares are redeemable in Baskets at the option of Authorized Participants, the Funds’ Shares are classified as net assets. Changes in Shares for the period were as follows:

	Shares	Amount
Gold Fund
Shares outstanding at July 14, 2026	—	$—
Shares issued	250,000	10,190,000
Shares redeemed	—	—

	Shares	Amount
Shares outstanding at September 30, 2026	250,000	$10,190,000
Silver Fund
Shares outstanding at July 14, 2026	—	$—
Shares issued	90,000	5,209,200
Shares redeemed	—	—
Shares outstanding at September 30, 2026	90,000	$5,209,200

2.5 Income Taxes

Each Fund is treated as a “grantor trust” for U.S. federal income tax purposes. As a result, neither Fund is subject to U.S. federal income tax. Instead, each beneficial owner of Shares is treated as directly owning its pro rata share of the applicable Fund’s assets and as directly receiving or incurring its pro rata share of that Fund’s income and expenses. Accordingly, no provision for federal, state or local income taxes has been made. The Sponsor has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions were required as of September 30, 2026.

2.6 Investment Transactions and Revenue Recognition

Investment transactions are accounted for on a trade-date basis. Realized gains and losses on Physical Metals distributed for redemptions or sold to pay expenses are calculated using the average cost method. They are measured as the difference between the fair value (or sale proceeds) and the cost of the Physical Metal distributed or sold. Unrealized appreciation or depreciation represents the difference between the fair value and the cost of Physical Metals held.

2.7 Expenses

Each Fund’s only ordinary recurring expense is the Sponsor’s Fee (see Note 4). The Sponsor’s Fee accrues daily and is paid monthly in arrears in cash. To the extent a Fund sells Physical Metal to pay the Sponsor’s Fee or other expenses or liabilities, the amount of Physical Metal represented by each Share decreases. New deposits of Physical Metal received in exchange for new Baskets do not reverse this trend.

2.8 Segment Reporting

Each Fund has adopted FASB Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, that have discrete financial information available, and whose operating results are regularly reviewed by the entity’s chief operating decision maker (“CODM”) when assessing segment performance and allocating resources. The Chief Executive Officer and Chief Financial Officer of the Sponsor act as each Fund’s CODM. The CODM monitors each Fund’s operating results as a whole, and each Fund’s asset allocation is managed in accordance with its Prospectus. The CODM has concluded that each Fund operates as a single operating segment, since each Fund has a single investment objective. The financial information provided to and reviewed by the CODM is presented within each Fund’s financial statements.

2.9 Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosure of specified expense categories. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Sponsor is evaluating the impact of the ASU and does not expect it to have a material impact on the Funds’ financial statements. The Sponsor has reviewed other recently issued accounting pronouncements and has determined that none is expected to have a material effect on the Funds’ financial statements.

3. INVESTMENT IN PHYSICAL METALS

The following represents the changes in Troy Ounces of Gold Bullion and the respective fair value for the Y’all Street Physical Gold ETF for the Period from July 14, 2026 (Commencement of Operations) through September 30, 2026:

	Troy Ounces	Fair Value
Beginning balance as of July 14, 2026	—	$—
Gold Bullion contributed	2,475.396	10,088,476
Gold Bullion distributed for redemptions	—	—
Gold Bullion sold to pay expenses	—	—
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	—	249,520
Ending balance as of September 30, 2026	2,475.396	$10,337,996

The following represents the changes in Troy Ounces of Silver and the respective fair value for the Y’all Street Physical Silver ETF for the Period from July 14, 2026 (Commencement of Operations) through September 30, 2026:

	Troy Ounces	Fair Value
Beginning balance as of July 14, 2026	—	$—
Silver contributed	89,994.400	5,208,875
Silver distributed for redemptions	—	—
Silver sold to pay expenses	(999.730)	(58,574)
Net realized gain (loss)	—	710
Net change in unrealized appreciation (depreciation)	—	253,635
Ending balance as of September 30, 2026	88,994.670	$5,404,646

As of September 30, 2026, the Gold Fund held 2,475.396 Troy Ounces of Gold Bullion with a fair value of $10,337,996, based on an LBMA Gold Price PM of $4,176.30 per Troy Ounce. The Silver Fund held 88,994.670 Troy Ounces of Silver with a fair value of $5,404,646, based on an LBMA Silver Price of $60.73 per Troy Ounce. Physical Gold is measured by the weight of the fine gold contained in the bars, while Physical Silver is measured by the gross weight of the bars.

4. RELATED PARTIES — SPONSOR’S FEE, CUSTODIAN AND PLATFORM AGREEMENT

Sponsor’s Fee

Under the Trust Agreement and the Sponsor Agreement, the Sponsor receives a fee from each Fund (the “Sponsor’s Fee”) as compensation for services performed. The Sponsor’s Fee accrues daily at an annualized rate of 0.24% of the average daily NAV of the Gold Fund and 0.39% of the average daily NAV of the Silver Fund. It is payable monthly in arrears in cash. From time to time, the Sponsor may, with the consent of Texas Precious Metals, waive all or a portion of the Sponsor’s Fee. No portion of the Sponsor’s Fee was waived during the period. For the period from July 14, 2026 (commencement of operations) through September 30, 2026, the Gold Fund and the Silver Fund incurred Sponsor’s Fees of $5,435 and $4,678, respectively. At September 30, 2026, Sponsor’s Fees payable were $2,143 and $1,869, respectively.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume all routine operational, administrative and other ordinary expenses of each Fund. These include the fees and expenses of the Trustee, Administrator, Custodian, Cash Custodian, Transfer Agent and Marketing Agent; applicable license fees; exchange listing fees; SEC registration fees; insurance costs; printing and mailing costs; website maintenance; audit fees; and routine legal expenses. The Sponsor has not assumed interest charges on any borrowings, taxes, brokerage commissions and other expenses incurred in placing orders for the purchase and sale of instruments held by a Fund, accrued deferred tax liability, or extraordinary fees and expenses that are non-recurring and unusual in nature. The Sponsor also paid the costs of the organization of the Trust and the Funds and the initial offering of the Shares, subject to reimbursement by Texas Precious Metals. These costs have not been charged to either Fund.

Texas Precious Metals

Texas Precious Metals serves as the Custodian for each Fund. The Custodian’s fees and expenses are paid by the Sponsor. The Sponsor has entered into an agreement (the “Platform Agreement”) with Texas Precious Metals and Y’all Street Asset Management, LLC, a wholly-owned subsidiary of Texas Precious Metals. Under the Platform Agreement, Texas Precious Metals licenses the “Y’all Street” name and other trademarks for use by the Funds, provides branding and marketing support, and provides financial support for the operation of the Funds. In exchange, it receives a share of the profits the Sponsor realizes from operating the Funds. From the Sponsor’s Fee, the Sponsor retains a management fee and pays the Funds’ operating costs. Texas Precious Metals receives any remaining profits and pays any shortfall if the Sponsor’s Fee is insufficient to cover the Funds’ operating expenses and the amounts retained by the Sponsor. The Sponsor may also purchase or sell Physical Metals on behalf of the Funds through dealers, including Texas Precious Metals. During the period, the Silver Fund sold 999.730 Troy Ounces of Physical Silver to Texas Precious Metals for proceeds of $58,574. The sale was made on July 14, 2026, at a price of approximately $58.59 per Troy Ounce, which was determined by reference to the LBMA Silver Price. The sale was made to establish a cash balance for the payment of the Sponsor’s Fee. No amounts were due to or from Texas Precious Metals in respect of the sale as of September 30, 2026. The Gold Fund did not purchase or sell Physical Gold through Texas Precious Metals.

Affiliates of the Administrator, Transfer Agent and Cash Custodian may from time to time act as Authorized Participants, or may purchase or sell Physical Metals or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

5. FINANCIAL HIGHLIGHTS

The following tables present per Share performance data and other supplemental financial data for each Fund for the period from July 14, 2026 (commencement of operations) through September 30, 2026. This information has been derived from information presented in the financial statements.

Y’all Street Physical Gold ETF

Per Share Performance (for a Share outstanding throughout the period)	For the Period from July 14, 2026 (Commencement of Operations) through September 30, 2026 (unaudited)
Net asset value per Share, beginning of period (a)	$40.76
Net investment loss (b)	(0.02)
Net realized and unrealized gain (loss) on investment in Gold Bullion	1.00
Net change in net assets from operations	0.98
Net asset value per Share, end of period	$41.74
Total return, at net asset value (c)	2.40%
Total return, at market value (c)(d)	2.62%
Ratios to average net assets (e)
Net investment loss	(0.21)%
Total expenses	0.24%
Net assets, end of period	$10,434,836

Y’all Street Physical Silver ETF

Per Share Performance (for a Share outstanding throughout the period)	For the Period from July 14, 2026 (Commencement of Operations) through September 30, 2026 (unaudited)
Net asset value per Share, beginning of period (a)	$57.88
Net investment loss (b)	(0.05)
Net realized and unrealized gain (loss) on investment in Silver	2.83

Per Share Performance (for a Share outstanding throughout the period)	For the Period from July 14, 2026 (Commencement of Operations) through September 30, 2026 (unaudited)
Net change in net assets from operations	2.78
Net asset value per Share, end of period	$60.66
Total return, at net asset value (c)	4.80%
Total return, at market value (c)(d)	4.79%
Ratios to average net assets (e)
Net investment loss	(0.35)%
Total expenses	0.39%
Net assets, end of period	$5,459,300

(a)	Represents the NAV per Share at the commencement of operations. The initial Baskets were created at a per Share price equal to 1/100th of the value of a Troy Ounce of gold (Gold Fund) and the value of one Troy Ounce of silver (Silver Fund) on the purchase date, as determined by the LBMA Gold Price PM and the LBMA Silver Price, respectively.

(b)	Calculated using weighted-average Shares outstanding.

(c)	Not annualized. Total return is calculated assuming an initial investment made at the NAV (or market price) at the beginning of the period and a sale on the last day of the period.

(d)	Market value total return is based on the closing price of the Shares on the Exchange on the first day of trading (July 15, 2026) and on September 30, 2026.

(e)	Annualized. Average net assets are based on the days on which each Fund’s Shares were outstanding.

6. COMMITMENTS AND CONCENTRATION OF RISK

Each Fund’s sole business activity is investment in its Physical Metal. Several factors could affect the prices of gold and silver, including: (i) global supply and demand, which is influenced by forward selling by producers, purchases made by producers to unwind hedge positions, central bank purchases and sales, production and cost levels in major producing countries and, for silver, industrial demand; (ii) investors’ expectations about the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. There is no assurance that gold or silver will maintain its long-term value in terms of purchasing power in the future. If the price of gold or silver declines, the Sponsor expects the value of an investment in the Shares of the applicable Fund to decline proportionately. Any of these events could have a material adverse effect on a Fund’s financial position and results of operations.

All of each Fund’s Physical Metal is held by a single Custodian at TPMD Shiner and TPMD Hempstead. The Physical Metal held at TPMD Shiner is insured under the Custodian’s all-risks policy. The Physical Metal held at TPMD Hempstead is insured under the insurance of Loomis International US, LLC, which leases that facility to the Custodian, and under a contingency policy held by the Custodian. The Funds are not beneficiaries of these insurance policies. Loss of, or damage to, Physical Metal that is not covered by insurance could have a material adverse effect on the applicable Fund. As of September 30, 2026, all of each Fund’s Physical Metal was held at TPMD Hempstead.

7. INDEMNIFICATION

Under the Trust Agreement, the Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified by the Trust against any loss, liability or expense incurred without gross negligence, bad faith or willful misconduct on their part, arising out of or in connection with the performance of the Sponsor’s obligations under the Trust Agreement. The Trustee is indemnified by the Sponsor and, to the extent not paid by the Sponsor within 30 days, by the Trust. The Trust has also entered into agreements with service providers, including the Administrator, that contain general indemnification provisions. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience, the Sponsor believes the risk of loss is remote.

8. SUBSEQUENT EVENTS

The Sponsor has evaluated events and transactions that occurred through the date the financial statements were issued and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements except those noted below:

YSAU:

The total net assets of the Y’all Street Physical Gold ETF increased by 49.9% from September 30, 2026 to November 9, 2026. This was caused by an increase in the shares outstanding of 52.0% and partly offset by a decrease in the NAV/share of (1.4)%.

YSAG:

The total net assets of the Y’all Street Physical Silver ETF decreased by (51.8%) from September 30, 2026 to November 9, 2026. This was caused by a decrease in the shares outstanding by (44.4%) and a decrease in the NAV/share of (13.2)%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read together with the financial statements and the notes to those financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q (“Quarterly Report”). The following discussion and analysis may contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, about the financial condition, operations, future performance and business of Texas Precious Metals Trust (the “Trust”) and its series. These statements can be identified by the use of words such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or similar words and phrases. They are based on assumptions and analyses made by Teucrium Asset Management, LLC (the “Sponsor”) based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform them to actual results or to reflect a change in the Sponsor’s expectations or predictions.

Introduction

Texas Precious Metals Trust (the “Trust”) is a Delaware statutory trust formed on September 16, 2025. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act, and the Trust is currently organized into two separate series, the Y’all Street Physical Gold ETF (the “Gold Fund”) and the Y’all Street Physical Silver ETF (the “Silver Fund” and together with the Gold Fund, the “Funds”). The Trust is governed by the Amended and Restated Declaration of Trust and Trust Agreement, dated April 24, 2026 (the “Trust Agreement”), between Teucrium Asset Management, LLC (the “Sponsor”) and Wilmington Trust, National Association (the “Trustee”), as well as a “Sponsor Agreement,” dated April 27, 2026, between the Trust and the Sponsor.

The Trust is not managed like a corporation or an active investment vehicle. The Trust does not have any directors, officers or employees. The Funds are managed and controlled by the Sponsor under the Trust Agreement and the Sponsor Agreement. The Trustee acts as trustee solely to fulfill the requirements of the Delaware Statutory Trust Act. The Funds are not registered as investment companies under the Investment Company Act of 1940, as amended, and are not required to register under that act. The Funds do not hold or trade in commodity futures contracts and are not commodity pools for purposes of the Commodity Exchange Act of 1936, as amended. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator or commodity trading adviser in connection with the shares of the Gold Fund (the “Gold Shares”) or the shares of the Silver Fund (the “Silver Shares” and together with the Gold Shares, the “Shares”).

Each Share represents a fractional undivided beneficial interest in the net assets of the applicable Fund. The Gold Fund holds .995+ fine gold bars from members of the current London Bullion Market Association (“LBMA”) Good Delivery List in the form of kilogram, 100-ounce and 400-ounce bars (“Physical Gold”). The Silver Fund holds .999+ fine silver bars from members of the current LBMA Good Delivery List in the form of 10-ounce, 100-ounce and 1,000-ounce bars (“Physical Silver,” and together with Physical Gold, “Physical Metals”). Unlike many other exchange-traded products that hold physical precious metals, all of each Fund’s Physical Metal is held in vault locations within the United States. None of each Fund’s assets consists of unallocated metal held in a pool by Texas Precious Metals LLC (the “Custodian”).

Each Fund’s Physical Metal is held by the Custodian, also known as the Texas Precious Metals Depository. The Custodian holds the metal at its primary vault in Shiner, Texas (“TPMD Shiner”) and at a satellite vault in Hempstead, New York (“TPMD Hempstead”), which the Custodian leases from Loomis International US, LLC. The Custodian expects that the substantial majority of each Fund’s Physical Metal will be held at TPMD Shiner. TPMD Hempstead is used to facilitate the timely settlement of creations and redemptions. As of September 30, 2026, all of each Fund’s Physical Metal was held at TPMD Hempstead, where the initial Baskets were delivered.

Each Fund issues Shares only in blocks of 10,000 Shares called “Baskets,” in exchange for Physical Metal from certain registered broker-dealers or other securities market participants (“Authorized Participants”) that have entered into a contract (the “Authorized Participant Agreement”) with the Trust and the Sponsor. Baskets may be redeemed in exchange for the amount of Physical Metal corresponding to their redemption value. Each Fund issues and redeems Baskets on an ongoing basis at net asset value (“NAV”). See Note 2.4 to the Financial Statements included in this Quarterly Report. The Gold Shares and the Silver Shares trade on The Nasdaq Stock Market LLC (the “Exchange”) under the symbols “YSAU” and “YSAG,” respectively.

U.S. Bancorp Fund Services, LLC, d/b/a U.S. Bank Global Fund Services, serves as each Fund’s administrator (the “Administrator”) and transfer agent. U.S. Bank National Association serves as each Fund’s cash custodian, and PINE Distributors LLC serves as each Fund’s marketing agent. Texas Precious Metals LLC provides branding and marketing support and licenses the “Y’all Street” trademarks to the Sponsor pursuant to a platform agreement with the Sponsor, as described in Note 4 to the Financial Statements included in this Quarterly Report.

Recent Developments

●	Effectiveness of Registration Statements. On July 13, 2026, the U.S. Securities and Exchange Commission (“SEC”) declared effective the Trust’s registration statements on Form S-1 for the Silver Fund (File No. 333-290493) and the Gold Fund (File No. 333-290494). On the same date, the Trust filed final prospectuses under Rule 424(b)(3) and registered the Shares of each Fund under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) on Form 8-A.

●	Commencement of Operations and Listing. On July 14, 2026, each Fund commenced operations with the issuance of its initial Baskets to Wells Fargo Securities, LLC, the initial Authorized Participant (the “Initial Purchaser”): 25 Baskets (250,000 Shares) of the Gold Fund and 9 Baskets (90,000 Shares) of the Silver Fund. The Shares of each Fund began trading on the Exchange on July 15, 2026.

Investment Objectives of the Funds

The Gold Fund’s objective is for the Gold Shares to reflect the performance of the price of gold bullion less the expenses of the Gold Fund’s operations. The price of gold bullion is determined using the “LBMA Gold Price PM,” which is the afternoon session of the twice daily determination of the price of a troy ounce (a “Troy Ounce”) of gold which starts at 3:00 PM London, England time and is performed by participants in a physically settled, electronic and tradable auction administered by the ICE Benchmark Administration (“IBA”). The Silver Fund’s objective is for the Silver Shares to reflect the performance of the price of silver bullion less the expenses of the Silver Fund’s operations. The price of silver bullion is determined using the “LBMA Silver Price,” which is the daily determination of the price of a Troy Ounce of silver at 12:00 PM London, England time and is performed by participants in a physically settled, electronic and tradable auction administered by the IBA.

The Funds are not actively managed. The Funds do not engage in any activities designed to obtain a profit from, or to compensate investors for losses caused by, changes in the price of each Fund’s respective Physical Metal.

Each Fund seeks to achieve its objective by holding substantially all of its assets in its Physical Metal, held in the Fund’s account at the Custodian. The holdings and their value are reported daily on the Fund’s website. Each Fund minimizes cash holdings, maintaining only limited cash for the Sponsor’s fee or to settle the difference (the “Cash Amount”) between the value of the Physical Metal received from, or delivered to, Authorized Participants in connection with a creation or redemption transaction, respectively, and the value of the applicable Basket deposit; the Cash Amount may be positive or negative. Neither Fund will hold assets other than its Physical Metal and cash. The Funds issue and redeem Baskets through Authorized Participants; the resulting arbitrage is intended to help the value of the Shares reflect the price of the applicable Physical Metal.

Although owning Shares is not the exact equivalent of investing in gold or silver, the Shares give investors a convenient, cost-efficient means of participating in the applicable Physical Metal market through the securities market.

Valuation of Physical Metals and Computation of Net Asset Value

On each day the Exchange is open for regular trading, the Administrator values the Physical Metal held by each Fund and determines each Fund’s NAV as promptly as practicable after 4:00 p.m. Eastern Time. The NAV of a Fund is the aggregate value of its Physical Metal and other assets, if any, less its liabilities, which include estimated accrued but unpaid fees, expenses and other liabilities. The NAV per Share equals the Fund’s NAV divided by the number of its outstanding Shares.

The Gold Fund values its Physical Gold using the LBMA Gold Price PM. The Silver Fund values its Physical Silver using the LBMA Silver Price. If the applicable price has not been announced by 4:00 p.m. Eastern Time on a valuation day, the next most recent applicable LBMA price is used, unless the Administrator, in consultation with the Sponsor, determines that such price is inappropriate. In that case, the Sponsor and the Administrator will identify an alternative basis for valuation. In determining an alternative basis for such valuation, the Administrator and the Sponsor may consider such criteria as observable market-based inputs, including market quotations and/or trading platforms on which the Physical Metal is traded.

The Funds, the Sponsor, the Trustee and the Administrator do not participate in establishing the LBMA Gold Price or the LBMA Silver Price.

Results of Operations

Y’all Street Physical Gold ETF — Period from July 14, 2026 (Commencement of Operations) through September 30, 2026

The Gold Fund commenced operations on July 14, 2026 with the issuance of 25 Baskets (250,000 Shares) to the Initial Purchaser, in exchange for 2,475.396 Troy Ounces of Gold Bullion and $101,524 in cash, with a total value of $10,190,000. The Gold Fund’s NAV increased from $10,190,000 at July 14, 2026 to $10,434,836 at September 30, 2026. The increase in NAV resulted from an increase in the value of the Gold Fund’s Gold Bullion, partially offset by the Sponsor’s Fee.

Net assets increased from $10,190,000 at July 14, 2026 to $10,434,836 at September 30, 2026. This change was a result of interest income of $751, Sponsor’s fees of $(5,435) and a net change in unrealized appreciation on the Gold Fund’s Gold Bullion of $249,520 over the period. There were no realized gains or losses during the period. Other than the Sponsor’s fee, the Gold Fund had no expenses during the period. The following graph shows the Gold Fund’s net assets resulting from operations from July 14, 2026 through September 30, 2026.

No Baskets were created or redeemed after the initial Baskets, and 250,000 Gold Shares were outstanding at September 30, 2026. The following graph shows the number of Gold Shares outstanding from July 14, 2026 through September 30, 2026.

The Gold Fund’s NAV per Gold Share increased 2.40% during the period, from $40.76 per Gold Share at July 14, 2026 to $41.74 per Gold Share at September 30, 2026. Over the same period, the LBMA Gold Price PM increased 2.47%, from $4,075.50 per Troy Ounce on July 14, 2026 to $4,176.30 per Troy Ounce on September 30, 2026. The Gold Fund’s NAV per Gold Share performance differed slightly from the percentage change in the LBMA Gold Price PM. This was primarily due to the Sponsor’s fee, which accrues daily at an annualized rate of 0.24% of the Gold Fund’s NAV, and to the portion of the Fund’s assets held in cash. The Gold Fund paid the Sponsor’s fee from cash held for that purpose and did not sell any Gold Bullion during the period. The highest NAV per Gold Share during the period was $46.57 on August 24, 2026, and the lowest was $39.95 on July 16, 2026. The following graph compares the Gold Fund’s NAV per Gold Share with the LBMA Gold Price PM from July 14, 2026 through September 30, 2026.

Frequency Distribution of Premiums and Discounts

The frequency distribution chart below presents information about the difference between the daily market price for Gold Shares and the Gold Fund’s reported NAV per Gold Share. The amount that the Gold Fund’s market price is above the reported NAV per Gold Share is called the premium. The amount that the Gold Fund’s market price is below the reported NAV per Gold Share is called the discount. The market price is determined using the midpoint between the highest bid and lowest offer on the Exchange as of the time that the Gold Fund’s NAV is calculated (usually 4:00 p.m. Eastern Time). The chart shows the number of trading days in which the Gold Fund traded within the premium/discount range indicated.

The Period from July 14, 2026 to September 30, 2026
Days at Premium	33
Days at NAV	1
Days at Discount	22

The performance data above for the Gold Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Gold Fund’s Gold Shares will fluctuate so that an investor’s Gold Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

Y’all Street Physical Silver ETF — Period from July 14, 2026 (Commencement of Operations) through September 30, 2026

The Silver Fund commenced operations on July 14, 2026 with the issuance of 9 Baskets (90,000 Shares) to the Initial Purchaser, in exchange for 89,994.400 Troy Ounces of Silver and $324 in cash, with a total value of $5,209,200. The Silver Fund’s NAV increased from $5,209,200 at July 14, 2026 to $5,459,300 at September 30, 2026. The increase in NAV resulted from an increase in the value of the Silver Fund’s Silver, partially offset by the Sponsor’s Fee.

Net assets increased from $5,209,200 at July 14, 2026 to $5,459,300 at September 30, 2026. This change was a result of interest income of $433, Sponsor’s fees of $(4,678), a net realized gain of $710 from Silver sold to pay expenses and a net change in unrealized appreciation on the Silver Fund’s Silver of $253,635 over the period. Other than the Sponsor’s fee, the Silver Fund had no expenses during the period. The following graph shows the Silver Fund’s net assets resulting from operations from July 14, 2026 through September 30, 2026.

No Baskets were created or redeemed after the initial Baskets, and 90,000 Silver Shares were outstanding at September 30, 2026. The following graph shows the number of Silver Shares outstanding from July 14, 2026 through September 30, 2026.

The Silver Fund’s NAV per Silver Share increased 4.80% during the period, from $57.88 per Silver Share at July 14, 2026 to $60.66 per Silver Share at September 30, 2026. Over the same period, the LBMA Silver Price increased 4.92%, from $57.88 per Troy Ounce on July 14, 2026 to $60.73 per Troy Ounce on September 30, 2026. The Silver Fund’s NAV per Silver Share performance differed slightly from the percentage change in the LBMA Silver Price. This was primarily due to the Sponsor’s fee, which accrues daily at an annualized rate of 0.39% of the Silver Fund’s NAV, and to the portion of the Fund’s assets held in cash. On July 14, 2026, the Silver Fund sold 999.730 Troy Ounces of Silver for $58,574 to establish a cash balance for the payment of the Sponsor’s fee. The highest NAV per Silver Share during the period was $70.10 on August 28, 2026, and the lowest was $55.32 on July 17, 2026. The following graph compares the Silver Fund’s NAV per Silver Share with the LBMA Silver Price from July 14, 2026 through September 30, 2026.

Frequency Distribution of Premiums and Discounts

The frequency distribution chart below presents information about the difference between the daily market price for Silver Shares and the Silver Fund’s reported NAV per Silver Share. The amount that the Silver Fund’s market price is above the reported NAV per Silver Share is called the premium. The amount that the Silver Fund’s market price is below the reported NAV per Silver Share is called the discount. The market price is determined using the midpoint between the highest bid and lowest offer on the Exchange as of the time that the Silver Fund’s NAV is calculated (usually 4:00 p.m. Eastern Time). The chart shows the number of trading days in which the Silver Fund traded within the premium/discount range indicated.

The Period from July 14, 2026 to September 30, 2026
Days at Premium	29
Days at NAV	2
Days at Discount	25

The performance data above for the Silver Fund represents past performance. Past performance is not a guarantee of future results. Investment return and value of the Silver Fund’s Silver Shares will fluctuate so that an investor’s Silver Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than performance data quoted.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to either Fund’s liquidity needs. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the routine operational, administrative and other ordinary expenses of each Fund. As a result, the only ordinary expense of each Fund during the period covered by this Quarterly Report was the Sponsor’s fee.

The Sponsor’s fee is paid monthly in arrears in cash. Each Fund generally maintains a cash balance approximately equal to its expected Sponsor’s Fee for the following month. It sells Physical Metal as needed, through dealers that may include Texas Precious Metals LLC, to replenish that balance and to pay any other Fund expenses and liabilities not assumed by the Sponsor. During the period, the Gold Fund did not sell any Gold Bullion. It paid the Sponsor’s Fee from the cash component received with its initial Baskets. On July 14, 2026, the Silver Fund sold 999.730 Troy Ounces of Silver for proceeds of $58,574. At September 30, 2026, the Gold Fund and the Silver Fund had cash balances of $98,691 and $56,355, respectively, held in an interest-bearing deposit account with the Cash Custodian.

Only an Authorized Participant may engage in creation or redemption transactions directly with the Funds. The Funds have a limited number of institutions that act as Authorized Participants. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to a Fund and no other Authorized Participant is able to step forward to create or redeem creation units, Shares may trade at a discount to NAV and possibly face trading halts and/or delisting. In addition, a decision by a market maker, lead market maker, or other large investor to cease activities for a Fund or a decision by a secondary market purchaser to sell a significant number of a Fund’s Shares could adversely affect liquidity, the spread between the bid and ask quotes, and potentially the price of the Shares. The Sponsor can make no guarantees that participation by Authorized Participants or market makers will continue.

A market disruption, such as a government taking regulatory or other actions that disrupt the market in Physical Metals, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, the Funds do not intend at this time to establish credit facilities, which would provide an additional source of liquidity, but instead will rely only on the cash that they hold to meet their liquidity needs. Neither Fund has any borrowings.

Off-Balance Sheet Arrangements

Neither the Trust nor either Fund has any off-balance sheet arrangements.

Critical Accounting Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the amount of revenue and expenses reported during the period. Actual results could differ from these estimates. In addition, please refer to Note 2 to the Financial Statements included in this Quarterly Report for further discussion of the Trust’s and each Fund’s accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. They are also designed to ensure that such information is accumulated and communicated to the principal executive officer and principal financial officer of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Sponsor, the Sponsor evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2026. Based on this evaluation, the principal executive officer and principal financial officer of the Sponsor concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Trust’s fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Trust is a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, and is not required to provide the information required by this Item. For a discussion of the risks relating to an investment in the Shares, see the sections entitled “Risk Factors” in the Registration Statement on Form S-1 (File No. 333-290494) for the Gold Fund and the Registration Statement on Form S-1 (File No. 333-290493) for the Silver Fund, each declared effective on July 13, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) The Trust and the Funds do not purchase Shares directly from shareholders. In connection with its redemption of Baskets held by Authorized Participants, neither the Gold Fund nor the Silver Fund redeemed any Baskets during the period ended September 30, 2026. The following tables summarize the redemptions of Shares by Authorized Participants during the period:

Y’all Street Physical Gold ETF — Shares Redeemed Per Month in the Period Ended September 30, 2026

Period	Total Shares Redeemed	Average Troy Ounces of Gold per Share
07/14/26* to 07/31/26	—	—
08/01/26 to 08/31/26	—	—
09/01/26 to 09/30/26	—	—
Total	—

* The Trust and the Funds commenced operations on July 14, 2026 and no operations occurred prior to this date.

Y’all Street Physical Silver ETF — Shares Redeemed Per Month in the Period Ended September 30, 2026

Period	Total Shares Redeemed	Average Troy Ounces of Silver per Share
07/14/26* to 07/31/26	—	—
08/01/26 to 08/31/26	—	—
09/01/26 to 09/30/26	—	—
Total	—

* The Trust and the Funds commenced operations on July 14, 2026 and no operations occurred prior to this date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) Not applicable. The Trust does not have any directors, officers or employees.

(c) During the period covered by this Quarterly Report, none of the individuals responsible for overseeing the business and operations of the Trust adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS PRECIOUS METALS TRUST

By: Teucrium Asset Management, LLC, its Sponsor

Date: November 10, 2026	By:	/s/ Sal Gilbertie
Sal Gilbertie
President, Chief Executive Officer, Chief Investment Officer and Secretary
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Cory Mullen-Rusin
Cory Mullen-Rusin
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

